Form 10QSB
period 1995-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP II
filed 1995-08-11
CIK 839705

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT of 1934

                    For the transition period.........to.........

                           Commission file number 0-17568


                     BRUNNER COMPANIES INCOME PROPERTIES L.P. II
          (Exact name of small business issuer as specified in its charter)


             Delaware                                           31-1247944
      (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                       Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)             BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995





       Assets

            Cash:
               Unrestricted                                           $   209,319

               Restricted-tenant security deposits                         12,867

            Accounts receivable                                            89,193

            Restricted escrow (Note C)                                    415,484
            Tax and insurance escrows                                      99,250

            Other assets                                                  222,274

            Investment properties:

               Land                                 $  4,346,523
               Buildings and related personal
                  property                            29,016,576

                                                      33,363,099

               Less accumulated depreciation          (6,246,333)      27,116,766

                                                                      $28,165,153
       Liabilities and Partners' Capital (Deficit)

       Liabilities

            Accounts payable                                          $    13,090

            Tenant security deposits                                       16,984
            Accrued taxes                                                 114,777

            Other liabilities                                             199,600

            Mortgage notes payable (Note C)                            27,650,000
       Partners' Capital (Deficit)

            General partner                          $   (58,625)
            Class A Limited Partners - 856,350 units     210,551

            Class B Limited Partners - 8,650 units        18,776          170,702
                                                                      $28,165,153


                   See Accompanying Notes to Financial Statements

      b)             BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                          Three Months Ended             Six Months Ended
                                                June 30,                     June 30,
                                          1995           1994            1995          1994
       Revenues:

          Rental income                $  744,014     $  834,317     $1,529,391     $1,704,331

          Other income                      5,509        279,174         10,205        284,493
                Total revenues            749,523      1,113,491      1,539,596      1,988,824

       Expenses:

          Operating                        75,934         63,221        133,574        141,415

          General and administrative       28,146         27,820         57,404         62,047
          Property management fees         29,112         24,179         53,578         66,795

          Depreciation                    243,281        246,539        483,385        496,795

          Amortization                      8,102          7,492         15,320         17,540

          Interest                        730,022        639,407      1,443,654      1,278,813
          Property taxes                   57,253         53,738        115,168        112,615

          Tenant reimbursements           (65,693)       (26,876)      (139,360)      (153,499)

                Total expenses          1,106,157      1,035,520      2,162,723      2,022,521

          Net (loss) income            $ (356,634)    $   77,971     $ (623,127)    $  (33,697)

       Net (loss) income allocated
          to general partner (1%)      $   (3,566)    $      780     $   (6,231)    $     (337)

       Net (loss) income allocated
          to Class A limited
          partners (98.01%)              (349,537)        76,419       (610,727)       (33,027)
       Net (loss) income allocated
          to Class B limited
          Partners (.99%)                  (3,531)           772         (6,169)          (333)

                                       $ (356,634)    $   77,971     $ (623,127)    $  (33,697)

       Net (loss) income per limited
          partnership unit             $     (.41)    $      .09     $     (.71)    $     (.04)


                   See Accompanying Notes to Financial Statements

      c)             BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)



                                          General         Limited Partners
                                          Partner      Class A            Class B     Total


       Original capital contributions     $  1,000     $8,499,670    $ 86,500    $8,587,170

       Partners' capital (deficit) at
          December 31, 1994               $(52,394)    $  821,278    $ 24,945    $  793,829

       Net loss for the six months
          ended June 30, 1995               (6,231)      (610,727)     (6,169)     (623,127)
       Partners' capital (deficit)
          at June 30, 1995                $(58,625)    $  210,551    $ 18,776    $  170,702


                   See Accompanying Notes to Financial Statements

      d)             BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)




                                                               Six Months Ended
                                                                    June 30,

                                                             1995               1994
       Cash flows from operating activities:
          Net loss                                        $ (623,127)       $  (33,697)

          Adjustments to reconcile net loss to
             net cash provided by operating activities:

             Depreciation                                    483,385           496,795
             Amortization of loan costs and
              leasing commissions                             70,944            17,540

             Change in accounts:

              Restricted cash                                 (1,000)           (1,670)

               Accounts receivable                            38,449           (57,316)
               Tax and insurance escrows                     121,576           101,545

               Other assets                                  (20,127)          (26,151)

               Accounts payable                              (13,096)           (5,369)

              Tenant security deposit liabilities              5,117             1,670
               Accrued taxes                                (103,456)         (100,140)

               Other liabilities                              46,077            15,356

                  Net cash provided
                      by operating activities                  4,742           408,563

       Cash flows from investing activities:
          Property improvements and replacements             (51,971)               --

          Deposits to restricted escrow                     (624,634)               --

          Receipts from restricted escrow                    209,150                --

                  Net cash used in
                      investing activities                  (467,455)               --



                   See Accompanying Notes to Financial Statements

                            BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                                         (Unaudited)


                                                               Six Months Ended
                                                                    June 30,


                                                              1995            1994
       Cash flows from financing activities:

          Loan extension costs                            $  (57,878)     $   (2,500)

             Net cash used in financing
                  activities                                 (57,878)         (2,500)
       Net (decrease) increase in cash                      (520,591)        406,063

       Cash at beginning of period                           729,910         350,260

       Cash at end of period                              $  209,319      $  756,323

       Supplemental disclosure of cash
          flow information:
          Cash paid for interest                          $1,460,842      $1,278,813



                   See Accompanying Notes to Financial Statements

      e)             BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

      Note A - Going Concern

         The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. At June 30, 1995, the Partnership had unrestricted cash of $209,319. As discussed in Note C, the mortgage notes payable of $27,650,000 mature on September 1, 1995. The Partnership's operating cash flows during 1995 are expected to be inadequate to enable the Partnership to repay this debt.

         The Managing General Partner is currently marketing the properties for sale and seeking to refinance the mortgage notes payable on a long-term basis. However, there can be no assurance that the refinancing will be successful and that the Partnership will have sufficient funds to finance its operations through the year ending December 31, 1995. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

      Note B - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

      Reclassifications

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Note C - Mortgage Notes Payable and Restricted Escrow

         The Partnership signed an agreement with the mortgage lender in February 1995, whereby the maturity date of the mortgage debt was extended to September 1, 1995. As part of the agreement, the Partnership entered into a "Reserve and Escrow Agreement" with the lender. This agreement calls for the Partnership to deposit, into an escrow account held by the lender, Partnership cash excluding a $10,000 per property reserve and a $110,000 Partnership reserve, which is to be held by the Partnership. This cash was generated by rental revenues subject to the lender's collateral agreement. The escrow held by the lender is to be used for tenant improvements, capital improvements, lease commissions, and operating reserves. The Partnership is permitted to hold a reserve of approximately $110,000 for estimated Partnership expenses. Each month the Partnership is to remit the net cash flow of each property (less $2,280 per month, per property, for estimated Partnership expenses) to the escrow. As a result of this agreement, the Partnership has deposited approximately $624,000 into this escrow and has had receipts from the escrow of approximately $209,000 for tenant improvements, lease commissions and operating activities. In addition, under certain circumstances, as defined in the new note agreement, additional interest may be payable to the lender as a result of a sale or refinancing of a property. The amount of additional interest, if any, to be paid will be dependent upon the amount of sales or refinancing proceeds and the net residual value of the property at that time. As a material inducement to enter into this extension, the Partnership also agreed to not seek, apply for, or cause the entry of any order enjoining, staying, or otherwise prohibiting or interfering with Lender's obtaining an order granting relief from the automatic stay and enforcement of any rights of the Lender under the loan documents including, but not limited to, Lender's right to possession of the properties, collection of rents and/or the commencement/continuation of action to foreclose under the loan documents.

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Partnership's investment properties consist of four retail centers. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:


                                                              Average
                                                             Occupancy

                                                         1995        1994

       Cumberland Plaza
          McMinnville, Tennessee                         98%          96%
       Cunningham Place
          Clarksville, Tennessee                         45%         100%

       Hampton Plaza
          Clarksville, Tennessee                         69%          96%

       Pinecrest Plaza
          Morehead, Kentucky                             98%          99%

         The decrease in occupancy at Cunningham Place is due to the move-out in late 1994 of an anchor tenant occupying 81,922 square feet. The tenant is still obligated to pay rent through the lease term which expires in 2007. It is unknown to what extent this vacancy will negatively impact the performance of the shopping center. Certain tenants in the shopping center have the option to terminate their lease or pay a much reduced rental rate based on tenant sales due to the vacancy of this anchor tenant. The decrease in occupancy at Hampton Plaza is attributable to the move-out of three tenants occupying 68,450 square feet in 1994 and one tenant occupying 4,400 square feet in 1995. One new tenant moved into 16,000 square feet in June 1995. Two new tenants have signed leases for a total of 42,450 square feet (22% of the leasable square footage), and will likely move in during the third quarter of 1995 after tenant improvements are complete. During the six months ended June 30, 1995, the Partnership paid $51,971 for tenant improvements relating to these new tenants. The Managing General Partner has been notified by an anchor tenant of its intent to vacate the Hampton Plaza by the end of 1995 and the Cumberland Plaza by the end of 1996. This tenant will continue to pay its rental payments on both properties through the year 2008 when the leases expire. It is unknown to what extent this vacancy will negatively impact the performance of the shopping centers.

         The Partnership incurred a net loss of $623,127 for the six months ended June 30, 1995, compared to a net loss of $33,697 for the corresponding period in 1994. The net loss for the three months ended June 30, 1995, was $356,634 compared to net income of $77,971 for the three months ended June 30, 1994. The increase in net loss was primarily attributable to a decrease in total revenues and an increase in interest expense. The decrease in occupancy at Hampton Plaza was the primary reason for the decrease in rental income. The decreased occupancy, along with a decrease in reimbursable expenses, also resulted in lower levels of tenant reimbursements. Other income decreased for the six months ended June 30, 1995, as a result of a tenant paying an early termination fee of $275,000 in 1994. Interest expense increased as a result of a higher interest rate on the mortgage notes payable from 9.25% to 10.04% resulting from the loan extension. Also included in interest expense is amortization of loan costs incurred to obtain the loan extension. Property management fees decreased for the six months ended June 30, 1995, compared to the corresponding period in 1994 as a result of the Partnership entering into new property management agreements at lower fee percentages, which were effective January 1, 1995.

         At June 30, 1995, the Partnership had unrestricted cash of $209,319 compared to $729,910 at December 31, 1994. Net cash provided by operating activities decreased in the first six months of 1995 as a result of the decrease in rental and other income and the increase in interest expense as explained above. Net cash used in investing activities increased due to deposits to the restricted escrow and tenant improvements paid in the first six months of 1995. Loan costs of $57,878 have been incurred in 1995 to extended the maturity dates of the Partnership's mortgage notes payable to September 1, 1995, thus creating the increase in cash used in financing activities.

         Currently, the Managing General Partner of the Partnership's properties is attempting to increase occupancy and improve operations to enhance the opportunity for a long-term extension on the Partnership's notes payable. Major improvements are currently being made at Hampton Plaza for new tenants. These tenants are anticipated to move in during the third quarter. The Partnership is also negotiating with Wal-Mart, which has vacated Cunningham Plaza and is planning to vacate Hampton Plaza and Cumberland Plaza. Rental payments are still being made by Wal-Mart, as the leases do not expire until the years 2007 and 2008. In order to stabilize the operations of the other tenants at the Retail Centers, the Partnership is in search of new anchor tenants which would sub-lease the spaces from Wal-Mart.

         Due to the loan extension agreement, the Partnership is required to remit net cash flow of the properties to the restricted escrow held by the lender. No distributions were made in 1994 or the first six months of 1995. Any future cash distributions will depend on the levels of net cash generated from refinancings and property sales. The Managing General Partner does not expect to make future cash distributions.

                             PART II - OTHER INFORMATION


      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

              b)  Reports on Form 8-K:

                  No reports were filed for the quarter ended June 30, 1995.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BRUNNER COMPANIES INCOME PROPERTIES L.P. II, a Delaware limited partnership

                              By:         Brunner Management Limited
                                          Partnership, an Ohio limited
                                          Partnership, its General Partner


                              By:         104 Management, Inc., an Ohio
                                          corporation, its Managing General
                                          Partner



                              By:         /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President



                              By:         /s/Robert D. Long, Jr.
                                          Robert D. Long, Jr.
                                          Controller and Principal
                                          Accounting Officer



                              Date: August 11, 1995