Form 10QSB
period 1995-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP II
filed 1995-11-14
CIK 839705

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


                For the quarterly period ended September 30, 1995


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

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)


                               September 30, 1995
 Assets
   Cash:
      Unrestricted                                               $   111,013
      Restricted-tenant security deposits                             16,184
   Accounts receivable                                                22,272
   Tax and insurance escrows                                         149,342
   Restricted escrow                                                 284,904
   Investment properties (Notes A and B)                          24,722,420
                                                                  25,306,135

 Liabilities
   Accounts payable                                                    6,771
   Tenant security deposits                                           16,984
   Accrued taxes                                                     172,166
   Other liabilities                                                 161,340
   Mortgage notes payable, in default
      (Notes A, B and C)                                          24,722,420
   Estimated costs during the period of
      liquidation (Notes A and B)                                    151,454
                                                                  25,231,135

 Net assets in liquidation (Note A)                              $    75,000


[FN]

                 See Accompanying Notes to Financial Statements

b)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended            Nine Months Ended
                                        September 30,                September 30,
                                    1995          1994            1995          1994
 Revenues:
    Rental income                $  828,469     $ 717,275     $2,357,860      $2,421,606
    Other income                      5,281         9,332         15,486         293,825
          Total revenues            833,750       726,607      2,373,346       2,715,431
 Expenses:
    Operating                        59,306        76,273        192,880         217,688
    General and administrative       28,221        33,303         85,625          95,350
    Property management fees         22,034        28,597         75,612          95,392
    Depreciation                    244,475       248,349        727,860         745,144
    Amortization                     10,551         7,234         25,871          24,774
    Interest                        718,019       639,406      2,161,673       1,918,219
    Property taxes                   57,388        54,014        172,556         166,629
    Tenant reimbursements           (80,400)      (96,004)      (219,760)       (249,503)
          Total expenses          1,059,594       991,172      3,222,317       3,013,693

 Adjustment to liquidation
       basis (Notes A and B)        130,142            --        130,142              --

    Net loss                     $  (95,702)    $(264,565)    $ (718,829)     $ (298,262)

 Net loss allocated to general
    partner (1%)                 $     (957)    $  (2,646)    $   (7,188)     $   (2,982)
 Net loss allocated to Class A
    limited partners (98.01%)       (93,798)     (259,300)      (704,525)       (292,327)
 Net loss allocated To Class B
    limited partners (.99%)            (947)       (2,619)        (7,116)         (2,953)

                                 $  (95,702)    $(264,565)    $ (718,829)     $ (298,262)

 Net loss per limited
    partnership unit             $     (.11)    $    (.30)    $     (.82)     $     (.34)


[FN]

                 See Accompanying Notes to Financial Statements

c)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. II

  STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)/NET ASSETS IN LIQUIDATION
                                  (Unaudited)

                                    General         Limited Partners
                                    Partner        Class A     Class B       Total

 Partners' capital (deficit) at
    December 31, 1994              $(52,394)     $  821,278    $ 24,945    $  793,829
 Net loss for the nine months
    ended September 30, 1995         (7,188)       (704,525)     (7,116)     (718,829)
 Net assets in liquidation
    at September 30, 1995          $(59,582)     $  116,753    $ 17,829    $   75,000

[FN]

                   See Accompanying Notes to Financial Statements

d)                   BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                            1995             1994
 Cash flows from operating activities:
    Net loss                                             $ (718,829)     $ (298,262)
    Adjustment to liquidation basis                        (130,142)             --
    Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
       Depreciation                                         727,860         745,144
       Amortization of loan costs and
         leasing commissions                                105,499          24,774
       Change in accounts:
         Restricted cash                                     (4,317)         (2,670)
         Accounts receivable                                 20,564           6,917
         Tax and insurance escrows                           71,484          45,572
         Other assets                                      (155,255)        (63,275)
         Accounts payable                                   (19,415)          1,890
         Tenant security deposit liabilities                  5,117           4,340
         Accrued taxes                                      (46,067)        (46,126)
         Other liabilities                                   77,152          15,828

            Net cash (used in) provided by operating
                activities                                  (66,349)        434,132

 Cash flows from investing activities:
    Property improvements and replacements                 (209,766)             --
    Deposits to restricted escrow                          (675,402)             --
    Receipts from restricted escrow                         390,498              --

            Net cash used in investing activities          (494,670)             --

 Cash flows from financing activities
    Loan extension costs                                    (57,878)        (10,000)

            Net cash used in financing activities           (57,878)        (10,000)

 Net (decrease) increase in cash                           (618,897)        424,132

 Cash at beginning of period                                729,910         350,260

 Cash at end of period                                   $  111,013      $  774,392

 Supplemental disclosure of cash information:
    Cash paid for interest                               $2,009,277      $1,918,219


[FN]

                   See Accompanying Notes to Financial Statements

e)                   BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


Note A - Basis of Presentation


   On September 30, 1995, the Partnership adopted the liquidation basis of accounting. Throughout 1995, the Managing General Partner has marketed the Partnership's properties for sale and sought to refinance the mortgage notes payable on a long-term basis. These efforts were unsuccessful and the mortgage notes payable matured on September 1, 1995. Currently, the Partnership is in default on these mortgage notes and the lender has notified the Partnership of its intent to foreclose on all of the properties. The Managing General Partner anticipates that the Partnership's properties will be foreclosed upon by the lender during the fourth quarter of 1995 and does not expect to contest any of these proceedings. As a result of the foreclosures, the Partnership will be liquidated.

   As a result of the decision to liquidate, the Partnership changed its basis of accounting for its financial statements at September 30, 1995 from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlements amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

   The investment properties were adjusted to their estimated net realizable value. The net realizable value for Cumberland, Cunningham, and Pinecrest was calculated based on purchase offers received by the Managing General Partner. The net realizable value of Hampton Plaza was determined using net operating income of the property capitalized at a rate deemed reasonable for the type of property. Prior to the change from the going concern basis to the liquidation basis of accounting, investment properties were stated at the lower of cost or estimated fair value.

   The statement of net assets in liquidation as of September 30, 1995, includes $151,454 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 1995. The costs include cash flow payments required to be sent to the lender and anticipated costs to terminate the Partnership. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments considered necessary for a fair presentation on the liquidation basis have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

Reclassifications

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Adjustment to Liquidation Basis of Accounting

   At September 30, 1995, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount including estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was an increase in net assets of $130,142. Significant adjustments are summarized as follows:

                                                       Increase (Decrease)
                                                           in Net Assets
    Adjustment from book value of investment
       properties to estimated net realizable value       $(2,307,665)
    Adjustment to record estimated liabilities
       associated with the liquidation (Note A)              (151,454)
    Adjustment of debt to settlement amount                 2,927,580
    Adjustment of other assets and liabilities               (338,319)
       Net increase in net assets                         $   130,142


Note C - Mortgage Notes Payable

   The principal balances of the mortgage notes payable at September 30, 1995 are as follows:

    Cumberland Plaza                          $ 6,500,000
    Cunningham Place                            6,200,000
    Hampton Plaza                               8,700,000
    Pinecrest Plaza                             6,250,000
                                               27,650,000
    Adjustment to settlement amount            (2,927,580)
                                              $24,722,420


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   At September 30, 1995, the Partnership adopted the liquidation basis of accounting. The Partnership's mortgage notes payable are in default and the lender has notified the Managing General Partner of its intent to foreclose on the Partnership's properties (See Note A in the Notes to Financial Statements in Item 1). As a result of these events, the Partnership recognized a gain on the adjustment to the liquidation basis of accounting of $130,142. This adjustment is the net result of adjusting the Partnership's assets to their estimated net realizable value and the liabilities to their estimated settlement amount. Also included in the liquidation adjustment is an estimate of costs associated with carrying out the liquidation (See Note B in the Notes to the Financial Statements).

   The Partnership realized a net loss of $718,829 for the nine months ended September 30, 1995, compared to a net loss of $298,262 for the corresponding period of 1994. The net loss for the three months ended September 30, 1995, was $95,702 compared to a net loss of $264,565 for the three months ended September 30, 1994. The increase in net loss for the nine month period was primarily attributable to a decrease in other income and an increase in interest expense. Other income decreased for the nine months ended September 30, 1995, as a result of a tenant at Hampton Plaza paying an early termination fee of $275,000 in 1994. Interest expense increased as a result of the interest rate on the mortgage notes payable increasing from 9.25% to 10.04% in 1995 as a result of the loan extension. Also included in the 1995 interest expense is amortization of loan costs incurred to extend the maturity date of the mortgage notes payable to September 1, 1995. Also contributing to the increase in net loss for the nine months ended September 30, 1995, was a decrease in rental income primarily due to a decrease in average occupancy at Hampton Plaza. The decreased occupancy at Hampton, along with a decrease in reimbursable expenses, also resulted in lower levels of tenant reimbursements. Partially mitigating these items was the gain on the adjustment to the liquidation basis of $130,142, as discussed above. Property management fees decreased for the nine months ended September 30, 1995, compared to the corresponding period of 1994 as a result of the Partnership entering into new property management agreements at lower fee percentages, which were effective January 1, 1995.

   Rental income for the three month period ended September 30, 1995, increased compared to the corresponding period of 1994 due to increased occupancy for the quarter at Hampton Plaza. Occupancy in the third quarter of 1995 reached 100% at Hampton Plaza, which in the third quarter of 1994 had declined to 68%.

   At September 30, 1995, the Partnership held unrestricted cash of $111,013 compared to $729,910 at December 31, 1994. Net cash provided by operating activities for the first nine months of 1995 decreased as a result of the decrease in rental and other income and increase in interest expense noted above. Net cash used in investing activities increased due to net deposits of $284,904 to the restricted escrow and tenant improvements paid in the first nine months of 1995. Loan costs of $57,878 were paid in 1995 to extended the maturity dates of the Partnership's mortgage notes payable to September 1, 1995, resulting in the increase in cash used in financing activities.

   The Partnership is required to remit net cash flow of the properties to the restricted escrow held by the lender. No cash distributions have been made in 1994 or the first nine months of 1995. Currently the Partnership has estimated net assets in liquidation of $75,000. The actual realization of assets and settlement of liabilities could be higher or lower than amounts estimated by the Managing General Partner as of the date of the financial statements. In addition, the actual distribution of any net assets remaining after liquidation will be dictated by the Partnership's Agreement of Limited Partnership based upon the partner's tax basis in any remaining net assets.


                             PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.



    b)  Reports on Form 8-K:
        No reports were filed for the quarter ended September 30, 1995.



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



                              Date: November 14, 1995