Form 10KSB
period 1995-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP II
filed 1996-03-12
CIK 839705

FORM 10-KSB--Annual or Transitional Report
                            Under Section 13 or 15(d)
                (As last amended by 34-31905 eff. 4/26/93)



[X]   Annual Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[  ]  Transition Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-17568

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. II
                 (Name of small business issuer in its charter)

      Delaware                                            31-1247944
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                  29602
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $2,373,346

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.


                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated November 4, 1988 (included in Registration Statement, No.33-24334, of Registrant) are incorporated by reference into Parts I and III.

                                     PART I

Item 1. Description of Business

    Brunner Companies Income Properties L.P. II (the "Partnership" or "Registrant") is a Delaware limited partnership formed in August 1988.
Brunner Management Limited Partnership ("General Partner"), an Ohio corporation formed in February 1988, is the sole general partner of the Partnership. 104 Management, Inc. ("Managing General Partner"), an Ohio corporation formed in February 1988, is the sole general partner of the General Partner, and in that capacity manages the business of the Partnership.

    As of December 31, 1995, the Partnership had 856,350 units of Class A Limited Partnership Interest ("Units") and 8,650 units of Class B Limited Partnership Interest ("Subordinated Interest") issued and outstanding. The Class B Limited Partnership Interests were issued by the Partnership to certain affiliates of the Managing General Partner. Holders of the Units are referred to as "Unitholders," holders of the units of Subordinated Interest are referred to as "Subordinated Limited Partners," and Unitholders and Subordinated Limited Partners are collectively referred to as "Limited Partners." Limited Partners are not required to make any additional capital contributions. There are only two differences between the Class A and Class B limited partnership interests. First, the holders of Class A units are entitled to receive their Class A Priority Return before the holders of Class B units are entitled to receive any portion of their Class B Priority Return. Second, holders of Class B units, if such holders are affiliates of the General Partner, are not entitled to vote upon the removal of the General Partner or upon consideration of a sale of any Retail Center to the General Partner or any affiliate of the General Partner.

    The offering terminated on December 20, 1988. Upon termination of the offering, the Partnership had accepted subscriptions for 856,350 Units and 8,650 units of Subordinated Interest for aggregate gross proceeds of $8,586,170. All of the proceeds from the offering were invested in the Registrant's properties.

    The Partnership was in the business of owning and operating four regional shopping centers: Cunningham Place and Hampton Plaza, Clarksville, Tennessee; Cumberland Plaza, McMinnville, Tennessee; and Pinecrest Plaza, Morehead, Kentucky (the "Retail Centers"). Cunningham Place, Hampton Plaza and Cumberland Plaza were foreclosed on by the lender in December of 1995. In January of 1996, the lender foreclosed on Pinecrest Plaza, the Partnership's last remaining property. Due to the impending foreclosures, in September of 1995, the Registrant adopted the liquidation basis of accounting. See "Item 6," "Management's Discussion and Analysis" for a discussion of the impact of this accounting change.

    The Registrant had no employees and management and administrative services were performed by affiliates of Insignia Financial Group, Inc. ("Insignia"). The property manager was responsible for the day-to-day operations of each property. The Managing General Partner had also selected an affiliate of Insignia to provide real estate advisory and asset management services to the Partnership.

As advisor, such affiliate provided all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12," which descriptions are herein incorporated by reference.

Item 2. Description of Properties

    On December 21, 1995, the lender foreclosed on Cumberland Plaza Shopping Center, located in McMinnville, Tennessee. In addition, on December 26, 1995, the lender foreclosed on Cunningham Place Shopping Center and Hampton Plaza Shopping Center, both located in Clarksville, Tennessee. These properties were not generating sufficient cash flow to cover monthly operating expenses and meet debt service obligations. Throughout 1995, the Managing General Partner had marketed the properties for sale and sought to refinance the mortgage notes payable on a long-term basis. These efforts proved unsuccessful and the mortgage notes matured on September 1, 1995. Also, due to similar conditions stated above, the lender foreclosed on Pinecrest Plaza, located in Morehead, Kentucky in January of 1996.

Item 3. Legal Proceedings

    The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business or financial condition of the Partnership.


Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended December 31, 1995, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.


                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters
        Market and Holders

      As of December 31, 1995, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was approximately 579 and one, respectively. Neither the Units nor the Subordinated Interest are traded on any established public trading market. See "Security Ownership of Certain Beneficial Owners and Management", "Item 11."

      No distributions were made during 1995 or 1994. In 1996, the Registrant intends to pay its accrued expenses, distribute any remaining cash to the partners and liquidate the partnership.


Item 6. Management's Discussion and Analysis

      On September 30, 1995, the Partnership adopted the liquidation basis of accounting. Throughout 1995, the Managing General Partner marketed the Partnership's properties for sale and sought to refinance the mortgage notes payable on a long-term basis. These efforts were unsuccessful, the mortgage notes payable matured on September 1, 1995, and the lender indicated its intent to foreclose on the properties. On December 21, 1995, the lender foreclosed on Cumberland Plaza, located in McMinnville, Tennessee. Subsequently, on December 26, 1995, the lender foreclosed on Cunningham Place and Hampton Plaza, both located in Clarksville, Tennessee. On January 17, 1996, the lender foreclosed on Pinecrest Plaza, located in Morehead, Kentucky. As a result of the foreclosures, the Partnership will be liquidated in 1996.

      As a result of the foregoing, the Partnership changed its basis of accounting for its financial statements at September 30, 1995, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlements amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

      The investment properties were adjusted to their estimated net realizable value. The net realizable value for Pinecrest was calculated based on purchase offers received by the Managing General Partner. Prior to the change from the going concern basis to the liquidation basis of accounting, investment properties were stated at the lower of cost or estimated fair value.

      The statement of net assets in liquidation as of December 31, 1995, includes $164,849 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the first quarter of 1996. The costs include cash flow payments required to be paid to the lender, settlement of outstanding liabilities and anticipated costs to terminate the Partnership. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.
      For the three months ended December 31, 1995, the Partnership recorded an increase in net assets in liquidation of $13,000. The increase is primarily due to actual expenses being less than original estimates of the operating costs for the three properties of the Partnership foreclosed on in the fourth quarter of 1995. Partially offsetting the increase in net assets in liquidation was an increase in estimated costs during the liquidation period due to additional costs related to the foreclosure of Pinecrest Plaza not occurring until January 1996.


Item 7.  FINANCIAL STATEMENTS

BRUNNER COMPANIES INCOME PROPERTIES L.P. II


LIST OF FINANCIAL STATEMENTS

        Report of Independent Auditors

        Statement of Net Assets in Liquidation - December 31, 1995

        Statement of Changes of Net Assets in Liquidation - Three months ended December 31, 1995

        Statements of Operations   Nine months ended September 30, 1995 and
        year ended December 31, 1994

        Statement of Changes in Partners' Capital/Net Assets in
        Liquidation - Nine months ended September 30, 1995

        Statements of Cash Flows   Nine months ended September 30, 1995 and
        year ended December 31, 1994

        Notes to Financial Statements


                Report of Ernst & Young LLP, Independent Auditors


The Partners
Brunner Companies Income Properties L.P. II


We have audited the statements of operations, changes in partners capital/net assets in liquidation and cash flows of Brunner Companies Income Properties L.P. II for the nine months ended September 30, 1995 and the year ended December 31, 1994. In addition, we have audited the statement of net assets in liquidation as of December 31, 1995 and the statement of changes in net assets in liquidation for the three months then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the financial statements, due to the imminent disposal of its investment properties, the Managing General Partner of the Partnership decided, effective September 30, 1995, to liquidate the Partnership. As a result, the Partnership has changed its basis of accounting as of September 30, 1995 from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brunner Companies Income Properties L.P. II for the nine months ended September 30, 1995 and the year ended December 31, 1994, its net assets in liquidation as of December 31, 1995, and the changes in net assets in liquidation for the period from October 1, 1995 to December 31, 1995, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.




                                             ERNST & YOUNG LLP


Greenville, South Carolina
February 19, 1996

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                December 31, 1995



 Assets
   Cash:
      Unrestricted                                          $  169,768
      Restricted-tenant security deposits                        5,470
   Accounts receivable                                           2,883
   Tax and insurance escrows                                    46,504
   Restricted escrow                                           135,564
   Investment property (Notes A and B)                       6,133,000
                                                             6,493,189

 Liabilities
   Accounts payable                                              1,670
   Tenant security deposits                                      5,470
   Accrued taxes                                                41,936
   Other liabilities                                            58,264
   Mortgage note payable, in default
   (Notes A and B)                                           6,133,000

   Estimated costs during the period of
     liquidation (Notes A and B)                               164,849

                                                             6,405,189

 Net assets in liquidation (Note A)                         $   88,000

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                               Three Months Ended

                                December 31, 1995



 Net assets in liquidation at September 30, 1995             $     75,000

 Changes in net assets in liquidation attributable to:
  Increase in unrestricted cash                                    58,755
  Decrease in restricted cash-tenant security deposits            (10,714)
  Decrease in accounts receivable                                 (19,389)
  Decrease in tax and insurance escrows                          (102,838)
  Decrease in restricted escrow                                  (149,340)
  Decrease in investment properties                           (18,589,420)
  Decrease in accounts payable                                      5,101
  Decrease in tenant security deposits                             11,514
  Decrease in accrued taxes                                       130,230
  Decrease in other liabilities                                   103,076
  Decrease in mortgage notes payable                           18,589,420
  Increase in estimated costs during the
      period of liquidation                                       (13,395)

 Net assets in liquidation at December 31, 1995              $     88,000

                  See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                             STATEMENTS OF OPERATIONS



                                                  Nine Months Ended         Year Ended
                                                    September 30,          December 31,
                                                        1995                   1994
 Revenues:
    Rental income                                     $2,357,860           $ 3,170,080
    Other income                                          15,486               299,901
          Total revenues                               2,373,346             3,469,981

 Expenses:
    Operating                                            192,880               305,271
    General and administrative                            85,625               128,467
    Property management fees                              75,612               142,815
    Depreciation                                         727,860               987,530
    Amortization                                          25,871                31,582
    Interest                                           2,161,673             2,637,687
    Property taxes                                       172,556               220,426
    Write down of property (Note F)                           --               391,089
    Tenant Reimbursements                               (219,760)             (333,114)
          Total expenses                               3,222,317             4,511,753

 Adjustment to liquidation
       basis (Notes A and B)                             130,142                    --

    Net loss                                          $ (718,829)          $(1,041,772)

 Net loss allocated to general partner (1%)           $   (7,188)          $   (10,418)

 Net loss allocated to Class A
    limited partners (98.01%)                           (704,525)           (1,021,041)

 Net loss allocated To Class B
    limited partners (.99%)                               (7,116)              (10,313)

                                                      $ (718,829)          $(1,041,772)

 Net loss per limited partnership unit                $     (.82)          $     (1.19)

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. II

       STATEMENT OF CHANGES IN PARTNERS' CAPITAL/NET ASSETS IN LIQUIDATION

                                    General         Limited Partners
                                    Partner       Class A     Class B        Total

 Partners' (deficit) capital at
    December 31, 1993              $(41,976)    $ 1,842,319    $ 35,258    $1,835,601

 Net loss for the year ended
    December 31, 1994               (10,418)     (1,021,041)    (10,313)   (1,041,772)

 Partners' (deficit) capital at
    December 31, 1994               (52,394)        821,278      24,945       793,829

 Net loss for the nine months
    ended September 30, 1995         (7,188)       (704,525)     (7,116)     (718,829)

 Net assets in liquidation
    at September 30, 1995          $(59,582)    $   116,753    $ 17,829    $   75,000

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                             STATEMENTS OF CASH FLOWS



                                                       Nine Months Ended   Year Ended
                                                         September 30,     December 31,
                                                            1995               1994
 Cash flows from operating activities:
    Net loss                                             $ (718,829)      $(1,041,772)
    Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
       Adjustment to liquidation basis                     (130,142)               --
       Depreciation                                         727,860           987,530
       Amortization of loan costs and
        leasing commissions                                 105,499            38,832
       Write down of property                                    --           391,089
       Change in accounts:
         Restricted cash                                     (4,317)           (4,340)
         Accounts receivable                                 20,564           (26,250)
         Tax and insurance escrows                           71,484           (10,784)
         Other assets                                      (155,255)          (45,251)
         Accounts payable                                   (19,415)           14,180
         Tenant security deposit liabilities                  5,117             4,340
         Accrued taxes                                      (46,067)            7,669
         Other liabilities                                   77,152            93,407

            Net cash (used in) provided by operating
                activities                                  (66,349)          408,650

 Cash flows from investing activities:
    Property improvements and replacements                 (209,766)               --
    Deposits to restricted escrow                          (675,402)               --
    Receipts from restricted escrow                         390,498                --

            Net cash used in investing activities          (494,670)               --

 Cash flows from financing activities:
    Loan extension costs                                    (57,878)          (29,000)

            Net cash used in financing activities           (57,878)          (29,000)

 Net (decrease) increase in cash                           (618,897)          379,650

 Cash at beginning of period                                729,910           350,260

 Cash at end of period                                   $  111,013        $  729,910

 Supplemental disclosure of cash information:
    Cash paid for interest                               $2,009,277        $2,557,625


                 See Accompanying Notes to Financial Statements


                   BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                          Notes to Financial Statements

                                December 31, 1995

Note A - Basis of Presentation


   On September 30, 1995, the Partnership adopted the liquidation basis of accounting. Throughout 1995, the Managing General Partner marketed the Partnership's properties for sale and sought to refinance the mortgage notes payable on a long-term basis. These efforts were unsuccessful, the mortgage notes payable matured on September 1, 1995, and the lender indicated its intent to foreclose on the properties. On December 21, 1995, the lender foreclosed on Cumberland Plaza, located in McMinnville, Tennessee. Subsequently, on December 26, 1995, the lender foreclosed on Cunningham Place and Hampton Plaza, both located in Clarksville, Tennessee. On January 17, 1996, the lender foreclosed on Pinecrest Plaza, located in Morehead, Kentucky. As a result of the foreclosures, the Partnership will be liquidated in 1996.

    As a result of the foregoing, the Partnership changed its basis of accounting for its financial statements at September 30, 1995, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

    The investment properties were adjusted to their estimated net realizable value. The net realizable value for Pinecrest was calculated based on purchase offers received by the Managing General Partner. Prior to the change from the going concern basis to the liquidation basis of accounting, investment properties were stated at the lower of cost or estimated fair value.

    The statement of net assets in liquidation as of December 31, 1995, includes $164,849 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the first quarter of 1996. The costs include cash flow payments required to be paid to the lender, settlement of outstanding liabilities, and anticipated costs to terminate the Partnership. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

 .
Note C   Organization and Significant Accounting Policies

Organization: Brunner Companies Income Properties L.P. II (the "Partnership" or "Registrant"), a Delaware limited partnership, was formed on August 26, 1988, for the purpose of acquiring and operating the following retail centers:
Hampton Plaza, a 189,372 square foot retail center in Clarksville, Tennessee; Cunningham Place, a 149,744 square foot retail center in Clarksville, Tennessee; Pinecrest Plaza, a 149,805 square foot retail center in Morehead, Kentucky; and Cumberland Plaza, a 146,951 square foot retail center in McMinnville, Tennessee (collectively referred to as the "Retail Centers"). The Seller of these Retail Centers was related to the then general partners of the Partnership.

The general partner of the Partnership is Brunner Management Limited Partnership ("General Partner"). The General Partner is an Ohio limited partnership whose general partner is 104 Management, Inc. ("Managing General Partner") and whose limited partner is a shareholder of 104 Management, Inc. On March 5, 1993, IBGP, Inc., an affiliate of Insignia Brunner L.P., acquired a majority of the outstanding stock of 104 Management, Inc. IBGP, Inc. is an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc., ("Insignia").
As a result of this transaction, IBGP, Inc. effectively controls the Managing General Partner of the Partnership.


Note C   Organization and Significant Accounting Policies (continued)

Cash:
     Unrestricted - Unrestricted cash includes cash on hand and in banks and money market funds. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

     Restricted cash - tenant security deposits - The Partnership required security deposits from new lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are included in the lender's collateral and will be released to the lender upon foreclosure.

Depreciation: Buildings and improvements were depreciated on the straight-line basis over estimated useful lives of 5 to 31.5 years, tenant improvements were depreciated over the terms of the leases and lease acquisition costs were amortized on a straight-line basis over the remaining terms of the leases through September 30, 1995. No depreciation was recorded subsequent to September 30, 1995, under the liquidation basis of accounting.

Leases: Certain leases of the Partnership contained stated rental increases during their term. For these leases with fixed rental increases, rents were recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized more in rental income than was collected in 1995 and prior years. At September 30, 1995, deferred rent was written off to adjust to the liquidation basis of accounting.

Amortization: Loan costs were being amortized on a straight-line basis over the lives of the loans. At September 30, 1995, unamortized loan costs were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer have value.

Leasing commissions were being amortized on a straight-line basis over the terms of the leases. At September 30, 1995 unamortized leasing commissions were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer have value.
Partnership Allocations: Taxable income or loss from operations was allocated 98.01% to the Class A Limited Partners, .99% to the Class B Limited Partners and 1% to the General Partner.

Note C - Organization and Significant Accounting Policies (continued)

Reclassifications:

     Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation

Note D   Partnership Dissolution

Upon dissolution, as defined in the partnership agreement, the affairs and business of the Partnership shall be wound up and terminated, the Partnership's liabilities shall be discharged and the liquidation proceeds shall be distributed in the following manner:

     First, to the payment of debts and liabilities of the Partnership (including any loans from any partner to the Partnership) and the payment of expenses of the winding up of the affairs and business of the Partnership.

     Second, to the setting up of any reserves (to be held by the Liquidation Manager in an interest-bearing account) which the Liquidation Manager may deem necessary or appropriate for any contingent or unforeseen liabilities or obligations of the Partnership; provided, however, that at the expiration of such time as the Liquidation Manager deems necessary or appropriate, the balance of such reserves remaining after payment of such obligations shall be distributed by the Liquidation Manager in the manner hereinafter set forth:

     The balance, if any, of such liquidation proceeds shall be distributed to the Partners in accordance with the positive balances in their Capital Accounts.

     If any Limited Partner shall have a deficit Capital Account, the actual distribution to such Limited Partner shall be equal to the distribution to such Limited Partner less the amount of the deficit Capital Account balance of such Limited Partner.

     If the  Partnership  is  liquidated and  the  General Partner  has  an
     Adjusted Capital Account Deficit (after giving effect to all contributions, distributions and allocation for all taxable years, including the year during which such liquidation occurs), then such General Partner shall contribute to the capital of the Partnership the amount necessary to restore the Capital Account to zero.


Note E   Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


Note F - Write-Down of Commercial Property

During 1994, Cunningham Plaza experienced cash flow difficulties as a result of a highly competitive rental market. Accordingly, in the fourth quarter of 1994, the Partnership recorded a valuation write-down to reduce the carrying costs of the assets based on estimated fair value. Contributing to the write-down was the vacancy of Wal-Mart during 1994, which occupied 81,922 square feet. The write-down resulted in a charge to operations of $391,089 for the year ended December 31, 1994.

Note G - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) write-down of property, (2) depreciation over different methods and lives and on differing cost bases of investment properties, (3) change in rental income received in advance, and (4) prepaid insurance. The following is a reconciliation of reported net loss and Federal taxable loss:
                                                      1994

 Net loss as reported                             $(1,041,772)
 Add (deduct):
    Depreciation differences                           74,163
    Prepaid insurance                                  (1,154)
    Unearned income                                     5,744
    Miscellaneous                                       9,007
    Write-down of commercial property                 391,089

 Federal taxable loss                             $  (562,923)

 Federal taxable loss per limited
    partnership unit                              $      (.64)


For the year ended December 31, 1995, the Federal Taxable loss was $1,598,466 or $(1.83) per limited partnership unit.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

       Net assets as reported                    $   88,000
       Adjustment to liquidation basis              463,542
         Accumulated depreciation                    41,190
         Syndication                                869,740
         Other                                          771
         Net assets - Federal tax basis          $1,463,243


Note H   Transactions with Affiliated and Certain Other Parties

The Partnership has no employees and is dependent on the Managing General Partner and affiliates of Insignia for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of Insignia in 1995 and 1994:

                                                              1995        1994

       Property management fees                            $100,879    $142,815
       Leasing commissions                                  106,964      31,132
       Reimbursement for services of affiliates              43,404      43,404


Note I - Subsequent Events

  On January 17, 1996, the lender foreclosed on the Partnership's remaining property, Pinecrest Plaza. Throughout 1995, the Managing General Partner had marketed the property for sale and sought to refinance the mortgage note payable on a long-term basis. These efforts were unsuccessful, the mortgage note payable matured September 1, 1995, and the lender indicated its intent to foreclose on the property. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action. In 1996, the Partnership intends to liquidate and, accordingly, pay its accrued liabilities and liquidation costs and distribute any remaining cash to the Partners.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


 The Registrant has no officers or directors. The Managing General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

 The name of the directors and executive officers of 104 Management, Inc., the Partnership's Managing General Partner, as of December 31, 1995, their age and the nature of all positions with 104 Management, Inc. presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age                  Position

Carroll D. Vinson                   55                   President, Director

Robert D. Long, Jr.                 28                   Controller, Principal
                                                         Accounting Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary


Carroll D. Vinson has been President of the Managing General Partner and Metropolitan Asset Enhancement, L.P. ("MAE") subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993 Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert  D. Long,  Jr. is  Controller and  Principal  Accounting Officer  of the
Managing General Partner and MAE subsidiaries. Prior to joining MAE in February 1994, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. is Vice President of the Managing General Partner and MAE subsidiaries and Managing Director - Partnership Administration of Insignia. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst and Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been Secretary of the Managing General Partner and MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the Managing General Partner and MAE subsidiaries and Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

Item 10. Executive Compensation

  None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

  As of December 31, 1995, there were 856,350 Units and 8,650 units of Subordinated Interest issued and outstanding. The following table sets forth certain information, as of December 31, 1995 (except to the extent otherwise indicated), with respect to the ownership of Units and units of Subordinated Interest by: (i) any person or group who is known to the Partnership to be the beneficial owner of more than 5% of either the Units or units of Subordinated Interest; (ii) the directors and officers of the Managing General Partner, naming them; and (iii) the directors and officers of the Managing General Partner as a group.


                                                 Units of Subordinated
                                          Units (1)                Interest (1)
                                     Amount       Percent      Amount       Percent
 Alexander Hamilton               106,383 (2)      12.4%            --         --
 Life Insurance Company
 of America
 33045 Hamilton Blvd.
 Farmington Hills,
 Michigan 48018

 The Ohio Company                  52,128 (3)      6.1%             --         --
 155 East Broad Street
 Columbus, Ohio 43215

 Insignia Brunner L.P.                    --           --        8,650         100%
 One Insignia Financial Plaza
 Greenville, SC 29602

 All directors and officers of            --           --           --           --
    the Managing General Partner
    (5 persons) as a group

(1) The Limited Partners have no right or authority to participate in the management or control of the Partnership or its business. However, Limited Partners do have limited rights to approve or disapprove certain fundamental Partnership matters as provided in Article 7 of the Partnership Agreement. Transfer of Units are subject to certain restrictions set forth in Article 9 of the Partnership Agreement.

(2) To the best knowledge of the Partnership, these Units are held with sole voting and investment power (see Note (1) above).

(3) These units are held by The Ohio Company as Custodian under 60 separate custodial arrangements. No single such custodial account holds more than 5% of the outstanding units.



Item 12.  Certain Relationships and Related Transactions

    The General Partner did not receive cash distributions from or with respect to the fiscal years ended December 31, 1995 and 1994. For a description of the share of cash distributions upon dissolution, if any, to which the General Partner is entitled, see Note D of the financial statements ncluded in "Item 7" of this report.

    The Registrant had a property management agreement with an affiliate of Insignia pursuant to which such affiliate assumed direct responsibility for
day-to-day  management of  the Partnership's  properties.   This service
included the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia's affiliate received a property management fee equal to 3% of gross revenues from all tenants plus bonus fees based on cash-flow performance. During the twelve months ended December 31, 1995 and 1994, an affiliate of Insignia received $100,879 and $142,815 in fees for property management, respectively.

     Section 6.4 of the Partnership Agreement provided that the Partnership shall reimburse the General Partner and its affiliates for all out-of-pocket costs and expenses incurred by the General Partner and its affiliates in connection with the operation of the Partnership's business, including, without limitation, legal and accounting fees and cost of other administrative services performed by them for the benefit of the Partnership; provided that any such reimbursement shall be in an amount equal to the lesser of the General Partner's or affiliates' actual cost with respect thereto the amount which the Partnership would be required to pay to an independent person for comparable services in the same geographic location; and further provided that no reimbursement is permitted with respect to, among other things, salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling persons of the General Partner or any affiliate.

     See Note H of the Financial Statements for further discussion of transactions with related parties and certain other parties.


Item 13. Exhibits and Reports on Form 8-K

    (a) Exhibits:  See Exhibit Index contained herein.

    (b) Reports on Form 8-K filed during the fourth quarter of 1995:

        A Form 8-K dated December 21, 1995, was filed reporting the disposition of the Cumberland Plaza, Cunningham Plaza, and Hampton Plaza Shopping Centers.


                                    SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           BRUNNER COMPANIES INCOME PROPERTIES L.P. II,
                            A Delaware Limited Partnership

                           By:   Brunner Management Limited
                                 Partnership, an Ohio Limited Partnership, its General Partner

                           By: 104 Management, Inc., an Ohio corporation, its General Partner


                           By:   /s/ Carroll D. Vinson
                                 Carroll D. Vinson
                                 President


                           Date:  March 12, 1996


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson            President                 March 12, 1996
Carroll D. Vinson




/s/ Robert D. Long, Jr.          Controller and Principal  March 12, 1996
Robert D. Long, Jr.              Accounting Officer



                                 INDEX OF EXHIBITS

Exhibit
  No.    Description


3.1 Partnership Agreement of Brunner Companies Income Properties L.P. II (the "Partnership"); incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1988

3.2    Certificate   of   Limited   Partnership   for   the   Partnership;
       incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-24334 on Form S-11

4.1 Form of Class A Limited Partnership Interest Unit Certificate; incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 2 to Registration Statement No. 33-24334 on Form S-11

4.2 Form of Class B Limited Partnership Interest Unit Certificate; incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 2 to Registration Statement No. 33-24334 on Form S-11

10.1   Purchase Agreement for Hampton  Plaza; incorporated by reference to
       Exhibit 10.1 to Form  10-K for the  fiscal year ended December  31,
       1988

10.2 Amendment to Real Property Purchase Agreement for Hampton Plaza, dated December 20, 1989; incorporated by reference to Exhibit 10.2 to Form 10-K for fiscal year ended December 31, 1989

10.3 Purchase Agreement for Cunningham Place; incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 1988

10.4 Amendment to Real Property Purchase Agreement for Cunningham Place, dated December 20, 1989; incorporated by reference to Exhibit 10.4 to Form 10-K for fiscal year ended December 31, 1989

10.5 Purchase Agreement for Pinecrest Plaza; incorporated by reference to Exhibit 10.3 to Form 10-K for fiscal year ended December 31, 1988

10.6 Amendment to Real Property Purchase Agreement for Pinecrest Plaza, dated December 20, 1989; incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1989

10.7 Purchase Agreement for Cumberland Plaza; incorporated by reference to Exhibit 10.4 to Form 10-K for fiscal year ended December 31, 1988

10.8 Rent Guarantee Agreement between Tennessee & Associates-VI (McMinnville) and the Partnership with respect to Otasco, Inc.; incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1988

10.9 Rent Guarantee Agreement between Tennessee & Associates-VI (McMinnville) and the Partnership with respect to Washington Manufacturing Company; incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1988

10.10 Amended and Restated Management Agreement for Hampton Plaza; incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1988

10.11 Amended and Restated Management Agreement for Cunningham Place; incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 1988

10.12 Amended and Restated Management Agreement for Pinecrest Plaza; incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1988

10.13 Amended and Restate Management Agreement for Cumberland Plaza; incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 1988

10.14 Management Agreement for Hampton Plaza with Conroy, Marable & Holleman; incorporated by reference to Exhibit 10.14 to Form 10-K for fiscal year ended December 31, 1990

10.15 Management Agreement for Cunningham Place with Conroy, Marable & Holleman; incorporated by reference to Exhibit 10.15 to Form 10-K for fiscal year ended December 31, 1990

10.16 Management Agreement for Pinecrest Plaza with Lane Consultants, Inc.; incorporated by reference to Exhibit 10.16 to Form 10-K for fiscal year ended December 31, 1990

10.17 Management Agreement for Cumberland Plaza with Tatum & Cullom, Inc.; incorporated by reference to Exhibit 10.17 to Form 10-K for fiscal year ended December 31, 1990

10.18 Hampton Plaza Lease with Wal-Mart Stores, Inc.; incorporated by reference to Exhibit 10.10 to Registration Statement No. 33-24334 on Form S-11

10.19 Hampton Plaza Lease with Frank's Nursery and Crafts; incorporated by reference to Exhibit 10.11 to Registration Statement No. 33-24334 on Form S-11

10.20  Hampton   Plaza   Lease   with  Goody's   Family   Clothing,  Inc.;
       incorporated  by  reference  to   Exhibit  10.12  to   Registration
       Statement No. 33-24334 on Form S-11

10.21 Cunningham Place Lease with Wal-Mart Stores, Inc.; incorporated by reference to Exhibit 10.13 to Registration Statement No. 33-24334 on Form S-11

10.22 Cunningham Place Lease with Winn-Dixie; incorporated by reference to Exhibit 10.14 to Registration Statement No. 33-24334 on Form S-11

10.23 Pinecrest Plaza Lease with Wal-Mart Stores, Inc.; incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-24334 on Form S-11

10.24 Pinecrest Lease with Goody's Family Clothing, Inc.; incorporated by reference to Exhibit 10.16 to Registration Statement No. 33-24334 on Form S-11

10.25 Pinecrest Plaza Lease with Blakeman Restaurant Services, Inc. d/b/a Hardee's restaurant; incorporated by reference to Exhibit 10.17 to Registration Statement No. 33-24334 on Form S-11

10.26 Pinecrest Plaza Lease with Food Lion, Inc.; incorporated by reference to Exhibit 19.7 to Form 10-Q for the fiscal quarter ended September 30, 1989

10.27 Cumberland Plaza Lease with Wal-Mart Stores, Inc.; incorporated by reference to Exhibit 10.19 to Registration Statement No. 33-24334 on Form S-11

10.28 Cumberland Plaza Lease with Food Lion, Inc.; incorporated by reference to Exhibit 10.20 to Registration Statement No. 33-24334 on Form S-11

10.29 Cumberland Plaza Ground Lease with Carrie Wilson; incorporated by reference to Exhibit 10.22 to Registration Statement No. 33-24334 on Form S-11

10.30 Loan Application with Aetna Casualty & Surety Company; incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-24334 on Form S-11

10.31 Supplemental Letter of Aetna Casualty & Surety Company dated September 12, 1988; incorporated by reference to Exhibit 10.24 to Pre-effective Amendment No. 2 to Registration Statement No. 33-24334 on Form S-11

10.32 Supplemental Letter of Aetna Casualty & Surety Company dated October 14, 1988; incorporated by reference to Exhibit 10.25 to Pre-effective Amendment No. 2 to Registration Statement No. 33-24334 on Form S-11

10.33 Supplemental Letter of Aetna Casualty & Surety Company dated October 26, 1988; incorporated by reference to Exhibit 10.26 to Pre-effective Amendment No. 2 to Registration Statement No. 33-24334 on Form S-11

10.34 Promissory Note secured by a Deed of Trust on Hampton Plaza with Aetna Life Insurance Company as Payee; incorporated by reference to
       Exhibit 10.36 to Form 10-K for fiscal year ended December 31, 1988

10.35 Promissory Note secured by a Deed of Trust on Cunningham Place with Aetna Life Insurance Company as Payee; incorporated by reference to
       Exhibit 10.37 to Form 10-K for fiscal year ended December 31, 1988

10.36 Promissory Note secured by a Mortgage on Pinecrest Plaza, with Aetna Life Insurance Company as Payee; incorporated by reference to
       Exhibit 10.38 to  Form 10-K for the fiscal  year ended December 31,
       1988

10.37 Promissory Note secured by a Deed of Trust on Cumberland Plaza with Aetna Life Insurance Company as Payee; incorporated by reference to
       Exhibit  10.39 to Form 10-K for  the fiscal year ended December 31,
       1988

10.38 Deed of Trust, Assignment of Rents and Security Agreement for Hampton Plaza to a Trustee for the benefit of Aetna Life Insurance Company; incorporated by reference to Exhibit 10.40 to Form 10-K for the fiscal year ended December 31, 1988

10.39 Deed of Trust, Assignment of Rents and Security Agreement for Cunningham Place to a Trustee for the benefit of Aetna Life Insurance Company; incorporated by reference to Exhibit 10.41 to Form 10-K for the fiscal year ended December 31, 1988

10.40 Mortgage, Assignment of Rents and Security Agreement for Pinecrest Plaza to Aetna Life Insurance Company; incorporated by reference to
       Exhibit 10.42 to  Form 10-K for the fiscal year  ended December 31,
       1988

10.41  Deed  of Trust,  Assignment  of Rents  and  Security Agreement  for
       Cumberland Plaza to a Trustee for the benefit of Aetna Life Insurance Company; incorporated by reference to Exhibit 10.43 to Form 10-K for the fiscal year ended December 31, 1988

10.42 Assignment of Rents and Leases for Hampton Plaza to Aetna Life Insurance Company; incorporated by reference to Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 1988

10.43 Assignment of Rents and Leases for Cunningham Place to Aetna Life Insurance Company; incorporated by reference to Exhibit 10.45 to Form 10-K for the fiscal year ended December 31, 1988

10.44 Assignment of Rents and Leases for Pinecrest Plaza to Aetna Life Insurance Company; incorporated by reference to Exhibit 10.46 to Form 10-K for the fiscal year ended December 31, 1988

10.45 Assignment of Rents and Leases for Cumberland Plaza to Aetna Life Insurance Company; incorporated by reference to Exhibit 10.47 to Form 10-K for the fiscal year ended December 31, 1988

10.46 Assumption Agreement for Hampton Plaza among Tennessee & Associates-I, the Partnership and Aetna Life Insurance Company; incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 1988

10.47 Assumption Agreement for Cunningham Place among Tennessee & Associates-II, the Partnership and Aetna Life Insurance Company; incorporated by reference to Exhibit 10.49 to Form 10-K for the fiscal year ended December 31, 1988

10.48 Assumption Agreement for Pinecrest Plaza among Tennessee & Associates-III, the Partnership and Aetna Life Insurance Company; incorporated by reference to Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 1988

10.49 Assumption Agreement for Cumberland Plaza among Tennessee & Associates-VI, the Partnership and Aetna Life Insurance Company; incorporated by reference to Exhibit 10.51 to Form 10-K for the fiscal year ended December 31, 1988

10.50 Cumberland Plaza Sub-Ground Lease with Tennessee & Associates-VI; incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1988

10.51 Notice of Intent to Terminate Ground Lease and Sublease Agreement of Tennessee & Associates-VI (McMinnville)("T&A-VI") to the Partnership with respect to Outparcel 2 at Cumberland Plaza ("Outparcel 2"); incorporated by reference to Exhibit 19.1 to Form 10-Q for the fiscal quarter ended June 30, 1989

10.52 Lease Agreement ("Taco Bell Lease") with Gerald Bowen and Ronald P. Mayes with respect to Outparcel 2 (see Exhibit "C" to Exhibit 10.47)

10.53 Assignment and Assumption of Lease with respect to Taco Bell Lease; incorporated by reference to Exhibit 19.3 to Form 10-Q for the fiscal quarter ended June 30, 1989

10.54 Promissory Note ("IFCO Note") of T&A-VI in favor of Investors Finance Co. (see Exhibit "H" to Exhibit 10.47)

10.55 Collateral Assignment of Rents and Lease with respect to IFCO Note and Taco Bell Lease; incorporated by reference to Exhibit 19.5 to Form 10-Q for the fiscal quarter ended June 30, 1989

10.56 Assumption Agreement with respect to IFCO Note; incorporated by reference to Exhibit 19.6 to Form 10-Q for the fiscal quarter ended June 30, 1989

10.57 Termination of Ground Lease and Sub-Lease Agreement with respect to Outparcel 2; incorporated by reference to Exhibit 19.7 to Form 10-Q for the fiscal quarter ended June 30, 1989

10.58 Commitment Letters of Aetna Life Insurance Company with respect to financing for Outparcel 2 (see Exhibit "G" to Exhibit 10.47)

10.59 Modification Agreement dated June 5, 1989, between the Partnership and Aetna Life Insurance Company ("Aetna") with respect to promissory note, deed of trust and assignment of rents and leases for Hampton Plaza; incorporated by reference to Exhibit 19.9 to Form 10-Q for the fiscal quarter ended June 30, 1989

10.60 Modification Agreement dated June 5, 1989, between the Partnership and Aetna with respect to promissory note, deed of trust and assignment of rents and leases for Cunningham Place; incorporated by reference to Exhibit 19.10 to Form 10-Q for the fiscal quarter ended June 30, 1989

10.61 Modification Agreement dated June 5, 1989, between the Partnership and Aetna with respect to promissory note, mortgage and assignment of rents and leases for Pinecrest Plaza; incorporated by reference to Exhibit 19.11 to Form 10-Q for the fiscal quarter ended June 30, 1989

10.62 Modification Agreement dated June 5, 1989 between the Partnership and Aetna with respect to promissory note, deed of trust and assignment of rents and leases for Cumberland Plaza; incorporated by reference to Exhibit 19.12 to Form 10-Q for the fiscal quarter ended June 30, 1989

10.63 Pinecrest Plaza Ground Lease with Tennessee & Associates-III; incorporated by reference to Exhibit 10.27 to Form 10-K for the fiscal year ended December 31, 1988

10.64 Commitment Letter by Aetna Life Insurance Company with respect to increase in loan amount for Pinecrest Plaza with regard to parcel ground leased to Tennessee & Associates-III ("T&A-III"); incorporated by reference to Exhibit 19.1 to Form 10-Q for the fiscal quarter ended September 30, 1989

10.65 Mortgage Note, dated October 6, 1989, between T&A-III (Maker) and BancOhio National Bank (Payee) for $750,000 with regard to parcel ground leased to T&A-III; incorporated by reference to Exhibit 19.2 to Form 10-Q for the fiscal quarter ended September 30, 1989

10.66 Mortgage, Assignment of Rents and Security Agreement, dated October 6, 1989, between T&A-III (Mortgagor) and BancOhio National Bank (Mortgagee); incorporated by reference to Exhibit 19.3 to Form 10-Q for the fiscal quarter ended September 30, 1989

10.67 Loan Agreement, dated October 6, 1989 between BancOhio National Bank (Lender) and T&A-III (Borrower): incorporated by reference to
       Exhibit  19.4 to Form  10-Q for the fiscal  quarter ended September
       30,1988

10.68 Tri-Party Agreement, dated October 6, 1989, among Aetna Life Insurance Company, T&A-III, and BancOhio National Bank; incorporated by reference to Exhibit 19.5 to Form 10-Q for the fiscal quarter ended September 30, 1989

10.69 Aetna Subordination Agreement, made October 10, 1989, by Aetna Life Insurance Company; incorporated herein by reference to Exhibit 19.6 to Form 10-Q for the fiscal quarter ended September 30, 1989

10.70 Notice of Intent to Terminate Ground Lease for Pinecrest Plaza, dated December 19, 1989, between the Partnership and T&A-III; incorporated by reference to Exhibit 10.66 to Form 10-K for fiscal year ended December 31, 1989

10.71 Assignment and Assumption of Lease for Food Lion lease at Pinecrest Plaza, dated December 19, 1989, between the Partnership and T&A-III; incorporated by reference to Exhibit 10.67 to Form 10-K for fiscal year ended December 31, 1989

10.72 Termination of Ground Lease for Pinecrest Plaza, dated December 19, 1989, between the Partnership and T&A-III; incorporated by reference to Exhibit 10.68 to Form 10-K for fiscal year ended December 31, 1989

10.73 Modification Agreement dated December 14, 1989, between the Partnership and Aetna with respect to promissory note, deed of trust and assignment of rents and leases for Hampton Plaza; incorporated by reference to Exhibit 10.69 to Form 10-K for fiscal year ended December 31, 1989

10.74 Modification Agreement dated December 14, 1989, between the Partnership and Aetna with respect to promissory note, deed of trust and assignment of rents and leases for Cunningham Place; incorporated by reference to Exhibit 10.70 to Form 10-K for fiscal year ended December 31, 1989

10.75 Modification Agreement dated December 14, 1989, between the Partnership and Aetna with respect to promissory note, deed of trust and assignment of rents and leases for Pinecrest Plaza; incorporated by reference to Exhibit 10.71 to Form 10-K for fiscal year ended December 31, 1989

10.76 Modification Agreement dated December 14, 1989, between the Partnership and Aetna with respect to promissory note, deed of trust and assignment of rents and leases for Cumberland Plaza; incorporated by reference to Exhibit 10.72 to Form 10-K for fiscal year ended December 31, 1989

10.77 Release of Mortgage, Assignment of Rents and Security Agreement for ground leased parcel, dated December 13, 1989, between BancOhio National Bank and T&A-III; incorporated by reference to Exhibit
       10.73 to Form 10-K for fiscal year ended December 31, 1989

10.78 Memorandum of Deal Terms for Restructure of Rent Guaranty and Related Obligations dated March 1, 1991, among Tennessee & Associates - I, Tennessee & Associates - II, Tennessee & Associates
       - III, Tennessee & Associates - VI, Dayton Partners Limited Partnership, Dayton Partners, J. Brett Hutchens, and the Partnership; incorporated by reference to Exhibit 10.78 to Form 10-K for fiscal year ended December 31, 1990

10.79 Advisory Agreement made as of September 1, 1991 between Brunner Companies Income Properties LP II and Insignia GP Corporation and Insignia Financial Group, Inc.; incorporated by reference to
       Exhibit  19.1 to Form  10-Q for fiscal quarter  ended September 30,
       1991

10.80 First Amendment to Advisory Agreement changing effective date from September 1, 1991 to October 1, 1991; incorporated by reference to
       Exhibit  19.2 to Form  10-Q for fiscal quarter  ended September 30,
       1991

10.81  Transfer  Agent   Agreement   between  Brunner   Companies   Income
       Properties LP II and Insignia GP Corp. incorporated by reference to
       Exhibit 10.81 to Form 10-K for fiscal year ended December 31, 1991

10.82 Management Agreement for Cumberland Plaza with Insignia Management Group LP incorporated by reference to Exhibit 10.82 to Form 10-K for fiscal year ended December 31, 1991

10.83 Management Agreement for Cunningham Place with Insignia Management Group LP incorporated by reference to Exhibit 10.83 to Form 10-K for fiscal year ended December 31, 1991

10.84 Management Agreement for Hampton Plaza with Insignia Management Group LP incorporated by reference to Exhibit 10.84 to Form 10-K for fiscal year ended December 31, 1991

10.85 Management Agreement for Pinecrest Plaza with Insignia Management Group LP incorporated by reference to Exhibit 10.85 to Form 10-K for fiscal year ended December 31, 1991

10.86 Restructure of Rent Guarantee and Related Obligations Agreement among Tennessee & Associates - I, Tennessee & Associates - II, Tennessee & Associates -III, Tennessee & Associates VI, Dayton Partners Limited Partnership, Dayton Partners, J. Brett Hutchens, and the Partnership incorporated by reference to Exhibit 10.86 to Form 10-K for fiscal year ended December 31, 1991

10.87 Closing Agreement dated October 16, 1992 showing the acquisition of a majority of the outstanding stock of 104 Management, Inc. by IBGP, Inc. incorporated by reference to Exhibit 2 to Form 8-K dated March 5, 1993

16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated January 12, 1993

27     Financial Data Schedule

99.1 Trustee's Deed recording transfer of title for Cumberland Plaza Shopping Center from Brunner Companies Income Properties L.P. II, a Delaware Limited Partnership, to Aetna Life Insurance Company dated December 21, 1995.

99.2 Trustee's Deed recording transfer of title for Cunningham Place Shopping Center from Brunner Companies Income Properties L.P. II, a Delaware Limited Partnership, to Aetna Life Insurance Company dated December 26, 1995.

99.3 Trustee's Deed recording transfer of title for Hampton Plaza Shopping Center from Brunner Companies Income Properties L.P. II, a Delaware Limited Partnership, to Aetna Life Insurance Company dated December 26, 1995.