Form 10QSB
period 1996-03-31
BRUNNER COMPANIES INCOME PROPERTIES LP II
filed 1996-05-15
CIK 839705

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


                  For the quarterly period ended March 31, 1996


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

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                 March 31, 1996



 Assets
   Cash                                                               $   99

 Liabilities
   Estimated costs during the period of
      liquidation (Notes A and B)                                         20

 Net assets in liquidation (Note A)                                   $   79

                 See Accompanying Notes to Financial Statements


b)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)

                               Three Months Ended
                                 March 31, 1996


 Net assets in liquidation at December 31, 1995                       $     88

 Changes in net assets in liquidation attributable to:
       Decrease in unrestricted cash                                       (71)
       Decrease in restricted cash-tenant security deposits                 (5)
       Decrease in accounts receivable                                      (3)
       Decrease in tax and insurance escrows                               (46)
       Decrease in restricted escrow                                      (136)
       Decrease in investment properties                                (6,133)
       Decrease in accounts payable                                          2
       Decrease in tenant security deposits                                  5
       Decrease in accrued taxes                                            42
       Decrease in other liabilities                                        58
       Decrease in mortgage notes payable                                6,133
       Decrease in estimated costs during the
         period of liquidation                                             145

 Net assets in liquidation at March 31, 1996                          $     79

                 See Accompanying Notes to Financial Statements

c)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                             STATEMENTS OF OPERATIONS
                       (in thousands except per unit data)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                             1995

 Revenues:
    Rental income                                             $  785
    Other income                                                   5
          Total revenues                                         790

 Expenses:
    Operating                                                     58
    General and administrative                                    29
    Property management fees                                      25
    Depreciation                                                 240
    Amortization                                                   7
    Interest                                                     714
    Property taxes                                                58
    Tenant reimbursements                                        (74)
          Total expenses                                       1,057

    Net loss                                                  $ (267)

 Net loss allocated to general
    partner (1%)                                              $   (3)

 Net loss allocated to Class A limited                          (261)
    partners (98.01%)

 Net loss allocated to Class B limited
    Partners (.99%)                                               (3)

                                                              $ (267)

 Net loss per limited partnership unit                        $ (.31)

                 See Accompanying Notes to Financial Statements

d)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                     1995
 Cash flows from operating activities:
    Net loss                                                         $  (267)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation                                                      240
       Amortization of loan costs and leasing
        commissions                                                       27
       Change in accounts:
         Restricted cash                                                  (1)
         Accounts receivable                                               5
         Tax and insurance escrows                                       117
         Other assets                                                    (29)
         Accounts payable                                                (16)
         Tenant security deposit liabilities                               1
         Accrued taxes                                                  (101)
         Other liabilities                                                24

            Net cash used in
                operating activities                                      --

 Cash flows from investing activities:
    Property improvements and replacements                               (49)
    Deposits to restricted escrow                                       (525)
    Receipts from restricted escrows                                      49

       Net cash used in investing activities                            (525)

 Cash flows from financing activities:
    Loan extension costs                                                 (58)

            Net cash used in financing activities                        (58)

 Net decrease in cash                                                   (583)

 Cash at beginning of period                                             730

 Cash at end of period                                               $   147

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                           $   767

                 See Accompanying Notes to Financial Statements

e)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996


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

The statement of net assets in liquidation as of March 31, 1996, includes approximately $20,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the second quarter of 1996. The costs include payments for the settlement of outstanding liabilities, and anticipated costs to terminate the Partnership. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note A - Basis of Presentation (continued)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments considered necessary for a fair presentation on the liquidation basis have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.


Note B - Adjustment to Liquidation Basis of Accounting

At September 30, 1995, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount including estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was an increase in net assets of approximately $130,000. Significant adjustments are summarized as follows:

                                                             Increase (Decrease)
                                                                in Net Assets
                                                               (in thousands)
 Adjustment from book value of investment
    properties to estimated net realizable value                    $(2,308)
 Adjustment to record estimated liabilities
    associated with the liquidation (Note A)                           (152)
 Adjustment of debt to settlement amount                              2,928
 Adjustment of other assets and liabilities                            (338)
         Net increase in net assets                                 $   130

Item 2.  Management's Discussion and Analysis

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

The statement of net assets in liquidation as of March 31, 1996, includes approximately $20,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the second quarter of 1996. The costs include payments for the settlement of outstanding liabilities and anticipated costs to terminate the Partnership. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

                 b)    Reports on Form 8-K:

                       No reports were filed for the quarter ended March 31, 1996.



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


                     BRUNNER COMPANIES INCOME PROPERTIES L.P. II, a Delaware limited partnership

                     By:         Brunner Management Limited
                                 Partnership, an Ohio limited Partnership, its General Partner


                     By: 104 Management, Inc., an Ohio corporation, its Managing General Partner


                     By:         /s/Carroll D. Vinson
                                 Carroll D. Vinson
                                 President



                     By:         /s/Robert D. Long, Jr.
                                 Robert D. Long, Jr.
                                 Vice President/CAO




                     Date:       May  15, 1996