Form 10QSB
period 1996-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP II
filed 1996-08-09
CIK 839705

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996




 Assets

   Cash                                                                ZERO


 Liabilities

   Estimated costs during the period of
      liquidation (Notes A and B)                                      ZERO


 Net assets in liquidation (Note A)                                    ZERO

                 See Accompanying Notes to Financial Statements


  b)               BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)

                                Six Months Ended

                                  June 30, 1996



 Net assets in liquidation at December 31, 1995                       $     88

 Changes in net assets in liquidation attributable to:
       Decrease in unrestricted cash                                      (170)
       Decrease in restricted cash-tenant security deposits                 (5)
       Decrease in accounts receivable                                      (3)
       Decrease in tax and insurance escrows                               (46)
       Decrease in restricted escrow                                      (136)
       Decrease in investment properties                                (6,133)
       Decrease in accounts payable                                          2
       Decrease in tenant security deposits                                  5
       Decrease in accrued taxes                                            42
       Decrease in other liabilities                                        58
       Decrease in mortgage notes payable                                6,133
       Decrease in estimated costs during the
         period of liquidation                                             165

 Net assets in liquidation at June 30, 1996                           $      0

                 See Accompanying Notes to Financial Statements


c)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                             STATEMENTS OF OPERATIONS
                       (in thousands except per unit data)
                                   (Unaudited)


                                             Three Months Ended    Six Months Ended
                                                  June 30,             June 30,
                                                   1995                 1995
 Revenues:
    Rental income                                 $  810               $1,669
    Other income                                       5                   10
          Total revenues                             815                1,679

 Expenses:
    Operating                                        113                  203
    General and administrative                        28                   57
    Depreciation                                     243                  483
    Interest                                         730                1,444
    Property taxes                                    57                  115
          Total expenses                           1,171                2,302

    Net loss                                      $ (356)              $ (623)

 Net loss allocated to general
    partner (1%)                                  $   (4)              $   (6)

 Net loss allocated to Class A                      (349)                (611)
    limited partners (98.01%)

 Net loss allocated to Class B                        (3)                  (6)
    limited Partners (.99%)
                                                  $ (356)              $ (623)

 Net loss per limited
 partnership unit                                 $ (.41)              $ (.71)

                 See Accompanying Notes to Financial Statements


d)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                                Six Months Ended
                                                                    June 30,
                                                                      1995

 Cash flows from operating activities:
    Net loss                                                         $  (623)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation                                                      483
       Amortization of loan costs and leasing
        commissions                                                       71
       Change in accounts:
        Restricted cash                                                   (1)
        Accounts receivable                                               38
        Tax and insurance escrows                                        122
        Other assets                                                     (20)
        Accounts payable                                                 (13)
        Tenant security deposit liabilities                                5
        Accrued taxes                                                   (103)
        Other liabilities                                                 46

            Net cash provided by
                operating activities                                       5

 Cash flows from investing activities:
    Property improvements and replacements                               (52)
    Deposits to restricted escrow                                       (625)
    Receipts from restricted escrows                                     209

       Net cash used in investing activities                            (468)

 Cash flows from financing activities:
    Loan extension costs                                                 (58)

            Net cash used in financing activities                        (58)

 Net decrease in cash                                                   (521)

 Cash at beginning of period                                             730

 Cash at end of period                                               $  (209)

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                           $ 1,461

                 See Accompanying Notes to Financial Statements

e)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1996


Note A - Basis of Presentation


On September 30, 1995, the Partnership adopted the liquidation basis of accounting. Throughout 1995, the Managing General Partner marketed the Partnership's properties for sale and sought to refinance the mortgage notes payable on a long-term basis. These efforts were unsuccessful and the mortgage notes payable matured on September 1, 1995, with the lender subsequently indicating its intent to foreclose on the properties. On December 21, 1995, the lender foreclosed on Cumberland Plaza, located in McMinnville, Tennessee. Subsequently, on December 26, 1995, the lender foreclosed on Cunningham Place and Hampton Plaza, both located in Clarksville, Tennessee. On January 17, 1996, the lender foreclosed on Pinecrest Plaza, located in Morehead, Kentucky.

As a result of the foregoing, the Partnership changed its basis of accounting for its financial statements at September 30, 1995, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets were valued at estimated net realizable value and liabilities were presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

The investment properties were adjusted to their estimated net realizable value. Prior to the change from the going concern basis to the liquidation basis of accounting, investment properties were stated at the lower of cost or estimated fair value.

As a result of the foreclosures, the Partnership was liquidated during the second quarter of 1996. Final costs to terminate the partnership were paid and remaining cash of approximately $75,000 was distributed to the limited partners.

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

Expense reimbursements of approximately $28,000 relating to the liquidation period during 1996 were accrued in the adjustment to record estimated liabilities associated with the liquidation and paid to affiliates of the Managing General Partner during 1996.


Item 2.  Management's Discussion and Analysis

On September 30, 1995, the Partnership adopted the liquidation basis of accounting. Throughout 1995, the Managing General Partner marketed the Partnership's properties for sale and sought to refinance the mortgage notes payable on a long-term basis. These efforts were unsuccessful and the mortgage notes payable matured on September 1, 1995, with the lender subsequently indicating its intent to foreclose on the properties. On December 21, 1995, the lender foreclosed on Cumberland Plaza, located in McMinnville, Tennessee. Subsequently, on December 26, 1995, the lender foreclosed on Cunningham Place and Hampton Plaza, both located in Clarksville, Tennessee. On January 17, 1996, the lender foreclosed on Pinecrest Plaza, located in Morehead, Kentucky.

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

As a result of the foreclosures, the Partnership was liquidated during the second quarter of 1996. Final costs to terminate the partnership were paid and remaining cash of approximately $75,000 was distributed to the limited partners.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

                 b)    Reports on Form 8-K:

                       No reports were filed for the quarter ended June 30, 1996.



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



                     Date:       August 9, 1996